Form 10-Q
period 2026-04-30
Vernal Capital Acquisition Corp.
filed 2026-06-12
CIK 2081690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number: 001-43269

Vernal Capital Acquisition Corp.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

244 Fifth Avenue, Suite #1845 New York, NY 10001	10001
(Address of principal executive offices)	(Zip code)

+65 9328 8727

(Issuer’s telephone number including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share and one right	VECAU	The New York Stock Exchange
Ordinary Shares, par value $0.0001 per share	VECA	The New York Stock Exchange
Rights, each entitling the holder to one-fourth of one ordinary share upon the completion of the Company’s initial business combination	VECAR	The New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of June 12, 2026, the registrant had 13,226,250 ordinary shares, par value $0.0001 per share.

i

Part I - Financial Information

Item 1 - Financial Statements

VERNAL CAPITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	April 30, 2026 (Unaudited)	January 31, 2026
Assets:
Current Assets
Cash	$16,299	$61,587
Total Current Assets	16,299	61,587

Deferred offering costs	292,761	274,108
Total Assets	$309,060	$335,695

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$82,500	$83,620
Promissory note – related party	300,000	300,000
Total Current Liabilities	382,500	383,620

Commitments and Contingencies – see Note 6

Shareholders’ Deficit
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,875,000 shares issued and outstanding(1)	287	287
Additional paid-in capital	24,713	24,713
Accumulated deficit	(98,440)	(72,925)
Total Shareholders’ Deficit	(73,440)	(47,925)
Total Liabilities and Shareholders’ Deficit	$309,060	$335,695

(1)

Ordinary shares have been retroactively restated to reflect the issuance of 2,875,000 Founder Shares to the sponsors for $25,000 in March 2026, including an aggregate of up to 375,000 shares of ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERNAL CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Three Months ended April 30, 2026
Formation and operating costs	$25,515
Loss from operations	(25,515)
Net loss	$(25,515)

Basic and diluted weighted average shares outstanding(1)	2,500,000
Basic and diluted net loss per share	$(0.01)

(1)

Excludes an aggregate of up to 375,000 shares of ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. Ordinary shares have been retroactively restated to reflect the issuance of 2,875,000 Founder Shares to the sponsors for $25,000 in March 2026, including an aggregate of up to 375,000 shares of ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERNAL CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED APRIL 30, 2026

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares(1)	Amount	Capital	Deficit	Deficit
Balance–January 31, 2026	2,875,000	$287	$24,713	$(72,925)	$(47,925)
Net loss	-	-	-	(25,515)	(25,515)
Balance–April 30, 2026	2,875,000	$287	$24,713	$(98,440)	$(73,440)

(1)	Ordinary shares have been retroactively restated to reflect the issuance of 2,875,000 Founder Shares to the sponsors for $25,000 in March 2026, including an aggregate of up to 375,000 shares of ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERNAL CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended April 30, 2026
Cash Flows from Operating Activities:
Net loss	$(25,515)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(1,120)
Net cash used in operating activities	(26,635)

Cash Flows from Financing Activities:
Payment of deferred offering costs	(18,653)
Net cash used in financing activities	(18,653)

Net change in cash	(45,288)
Cash, Beginning of period	61,587
Cash, End of the period	$16,299

The accompanying notes are an integral part of the unaudited condensed financial statements.

VERNAL CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Vernal Capital Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on July 28, 2025. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination.  The Company is an early stage and emerging growth company and, as such, it is subject to all the risks associated with early stage and emerging growth companies.

As of April 30, 2026, the Company had not commenced any operations. For the period from July 28, 2025 (inception) through April 30, 2026, the Company’s efforts have been limited to organizational activities as well as activities related to completing the initial public offering (“IPO”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Units (as defined below). The Company has selected January 31 as its fiscal year end.

The Company’s sponsors are Vernal One Limited (“Sponsor A”) and Xesse Ventures Limited (“Sponsor B”) (collectively the “Sponsors”), both are British Virgin Island business companies.

The registration statement for the IPO was declared effective on May 5, 2026. On May 7, 2026, the Company consummated its IPO of 10,000,000 units (the “Public Units”). The Public Units were sold at an offering price of $10.00 per unit, generating gross proceeds of $100,000,000. Simultaneously with the IPO, the Company sold to its Sponsors 251,250 units at $10.00 per unit (the “Private Units”) in a private placement, generating total gross proceeds of $2,512,500, which is described in Note 4.

Transaction costs amounted to $1,288,267, consisting of $517,500 underwriting commissions, which were paid in cash at the closing date of the IPO, and $770,767 of legal and other offering costs. On the IPO date, $929,774 in cash (after deducting the $300,000 outstanding sponsor loan), was held outside the Trust Account and available for working capital.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on interest earned in the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

Following the closing of the IPO on May 7, 2026, an amount of $100,500,000 ($10.05 per Public Unit) from the net proceeds of the sale of the Public Units and the Private Units was placed in the trust account (the “Trust Account”), located in the United States, with Continental Transfer and Trust Company acting as trustee. The funds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act that invest solely in direct U.S. government treasury. Except with respect to dividend and/or interest earned on the funds held in the Trust Account that may be released to the Company to pay the Company’s tax obligations, if any, the proceeds from the IPO and the sale of the Private Units that are deposited and held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (i) the completion of the Company’s initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s post-offering amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete its initial Business Combination within 15 months from the closing of the IPO (or up to 21 months with extensions as described in the Company’s registration statement), or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity; and (iii) the redemption of all of the public shares if the Company is unable to complete its initial Business Combination within 15 months from the closing of the IPO (or up to 21 months with extensions as described in the Company’s registration statement), subject to applicable law. In no other circumstances will a public shareholder have any right or interest of any kind to or in the Trust Account.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. If the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its post-offering amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem its Public Shares irrespective of whether it votes for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsors and any of the Company’s officers or directors that may hold Founder Shares (as defined in Note 5) (the “Initial Shareholders”) and the underwriters have agreed (a) to vote their Founder Shares, Private Shares (as defined in Note 4), shares issued as underwriting commissions (see Note 6), and any Public Shares purchased during or after the IPO in favor of approving a Business Combination, and (b) not to convert any shares (including the Founder Shares) in connection with a shareholder vote to approve, or sell the shares to the Company in any tender offer in connection with, a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the post-offering amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Company will have 15 months from the closing of the IPO (subject to six one-month extensions after the closing of the offering by depositing into the Trust Account, for each one-month extension, $330,000, or up to $379,500 if the underwriters’ over-allotment option is exercised in full, representing $0.0330 per share of the total units sold in the offering) to complete its initial Business Combination (the “Completion Window”). If the Company is unable to complete its initial Business Combination within the Completion Window, unless the Company extends such period pursuant to its post-offering amended and restated memorandum and articles of association, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the rights, which will expire worthless if the Company fails to complete the initial Business Combination within the Completion Window.

The Sponsors, officers, and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares, Private Shares, and public shares in connection with the completion of the Company’s initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares, Private Shares, and public shares in connection with a shareholder vote to approve an amendment to the Company’s post-offering amended and restated memorandum and articles of association (a) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Completion Window, or (b) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Shares if the Company fails to complete its initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame; and (iv) vote any Founder Shares and Private Shares held by them and any public shares purchased during or after the offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of the Company’s initial Business Combination.

In order to protect the amounts held in the Trust Account, the Sponsors have agreed that they will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.05 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.05 per share due to reductions in the value of the trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable), nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsors to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsors have sufficient funds to satisfy their indemnity obligations, and the Company believes that the Sponsors’ only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsors will be able to satisfy those obligations.

Going Concern Consideration

As of April 30, 2026, the Company had $16,299 of cash and a working capital deficit of $366,201. The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, the Company currently has until August 7, 2027 (unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association) to consummate the initial Business Combination. If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. Therefore, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including tariffs, rising trade tensions between the U.S. and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide.

As a result of these circumstances and the ongoing global conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2 — Significant accounting policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by the U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended April 30, 2026 are not necessarily indicative of the results that may be expected through January 31, 2027 or for any future periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

In preparing these unaudited condensed financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $16,299 and $61,587 in cash and none in cash equivalents as of April 30, 2026 and January 31, 2026, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

●	Level 1—Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

●	Level 2—Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

●	Level 3—Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Deferred offering costs were $1,288,267, consisting principally of $517,500 in underwriting fees and $770,767 in legal and other expenses that are directly related to the IPO and charged to shareholders’ equity upon the completion of the IPO.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as stockholders’ equity. In accordance with ASC 480-10-S99, the Company classifies ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 10,000,000 ordinary shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The initial accretion and subsequent remeasurements will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

Rights Accounting

The Company accounts for rights as either equity-classified or liability-classified instrument based on an assessment of the right’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the rights are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the rights meet all of the requirements for equity classification under ASC 815, including whether the rights are indexed to the Company’s own ordinary shares and whether the right holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of right issuance and as of each subsequent quarterly period end date while the rights are outstanding.

For issued or modified rights that meet all of the criteria for equity classification, the rights are required to be recorded as a component of equity at the time of issuance. For issued or modified rights that do not meet all the criteria for equity classification, the rights are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the rights are recognized as a non-cash gain or loss on the statements of operations.

As the rights to be issued upon the closing of the IPO and private placements meet the criteria for equity classification under ASC 815, therefore, the rights are classified as equity.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period, excluding shares of ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 375,000 shares of ordinary shares that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriters (see Notes 5). As of April 30, 2026 and January 31, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of April 30, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosure (“ASU 2023-09”), which enhances the transparency and usefulness of income tax disclosures. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company adopted this guidance on February 1, 2026 and there was no significant impact.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

On May 7, 2026, the Company sold 10,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one ordinary share, par value $0.0001 per share and one right (the “Public Right”). Each Public Right entitles the holder to convert into one-fourth (1/4) of one ordinary share upon the consummation of the Company’s initial Business Combination. The Company will not issue fractional shares upon conversion of the rights upon the initial Business Combination. As a result, the holder must hold rights in multiples of 4 in order to receive shares for all of their rights upon closing of a Business Combination.

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 251,250 Private Units at a price of $10.00 per Private Unit for an aggregate purchase price of $2,512,500. Sponsor A purchased approximately 85% of the placement units, representing 213,562 units, and Sponsor B purchased the remaining 37,688 units.

Each Private Unit consists of one ordinary share (“Private Share”) and one right (“Private Right”). Each Private Right will receive one-fourth (1/4) of one ordinary share upon the consummation of a Business Combination. The Company will not issue fractional shares upon the conversion of the rights. As a result, the holder must hold rights in multiples of 4 in order to receive shares for all of their rights upon closing of a Business Combination. The proceeds from the Private Units will be added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Completion Window, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Units and all underlying securities will expire worthless.

Note 5 — Related Party Transactions

Founder Shares

On July 31, 2025, the Company issued an aggregate of 1,725,000 ordinary shares (the “Founder Shares”) to the Sponsors for total consideration of $25,000, or approximately $0.0145 per ordinary share. In March 2026, the Company issued 2,875,000 Founder Shares to the Sponsors for $25,000, and immediately repurchased the 1,725,000 initial shares from the Sponsors for $25,000, being the proceeds from the above issuance, resulting in 2,875,000 Founder Shares outstanding after the repurchase of which up to 375,000 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter. As a result, the Sponsors hold a total of 2,875,000 Founder Shares, or approximately $0.0087 per share.

As of April 30, 2026, there were 2,875,000 Founder Shares issued and outstanding; shares have been retroactively restated to reflect the issuance of 2,875,000 ordinary shares for $25,000 in March 2026, resulting in a total of 2,875,000 ordinary shares, among which, up to 375,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full, so that the Sponsors will beneficially own 20% of the Company’s issued and outstanding shares after the IPO (not including the shares underlying the private placement units and assuming the Sponsors do not purchase any Public Shares in the IPO and excluding the Private Units).

The Founder Shares are identical to the ordinary shares included in the Units being sold in the IPO, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, and (ii) the Sponsor, officers and directors of the Company have entered into a letter agreement with the Company, pursuant to which they have agreed (A) to waive their redemption rights with respect to the Founder Shares, private placement shares and public shares in connection with the completion of its initial Business Combination and (B) to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares and private placement shares if the Company fails to complete its initial Business Combination within 15 months from the effective date of the registration statement, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within such time period and (iii) the Founder Shares and private placement shares are subject to registration rights. If the Company submits its initial Business Combination to its public shareholders for a vote, the Sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with the Company, to vote any Founder Shares and private placement shares held by them and any public shares purchased during or after the IPO in favor of the Company’s initial Business Combination.

With certain limited exceptions, the Founder Shares are not transferable, assignable or salable (except to certain permitted transferees) until the earlier of 180 days after the date of the consummation of the Company’s initial Business Combination or the date on which the closing price of the Company’s ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after the Company’s initial Business Combination.

Promissory Note — Related Party

On July 31, 2025, Sponsor A agreed to loan the Company up to an aggregate amount of $300,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due on the date on which the Company consummates an initial public offering of its securities. The total outstanding balance of $300,000 under the promissory notes were repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account on May 7, 2026.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post business combination entity at a price of $10.00 per Unit at the option of the lender. The terms of Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

As of April 30, 2026 and January 31, 2026, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

On August 13, 2025, the Company entered into an Administrative Services Agreement with Sponsor A, commencing on the effective date of the registration statement of the initial public offering through the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation, to pay Sponsor A $10,000 per month for office space and administrative and support services. On April 17, 2026, the Company and Sponsor A entered into an amendment to the Administrative Services Agreement, pursuant to which the monthly fee was adjusted to $6,666.67.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, the private units (including securities contained therein), units (including securities contained therein) that may be issued upon conversion of working capital loans, any ordinary shares issuable upon the exercise of the private rights that may be issued upon conversion of the units issued as part of the working capital loans, will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the IPO, requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to two demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. Notwithstanding the foregoing, the underwriters may not exercise their demand and “piggyback” registration rights after five (5) and seven (7) years after the effective date of the registration statement of which this prospectus forms a part and may not exercise their demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company has granted the underwriters a 45-day option from the date of the IPO to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. As of the date of issuance of these financial statements, the over-allotment option has not yet expired. To the extent the over-allotment option is not exercised in full or in part, up to 375,000 Founder Shares will be forfeited by the Sponsors.

The underwriter is entitled to (i) an underwriting discount of $0.05175 per unit, or $517,500 (which remain unchanged if the over-allotment option is exercised in full or in part) in the aggregate, which was paid in cash at the closing of the IPO, (ii) 1%, or 100,000 shares will be paid in the form of representative shares (the “Representative Shares”) at the closing of the IPO (such representative shares shall be registered so as to circumvent reliance on the Rule 144 exemption and shall only therein be subject to FINRA’s 180-day lock-up period rule), and (iii) 1%, or 100,000 shares will be issued to the representative of the underwriters upon completion of an initial business combination (the “Deferred Compensation Shares”).

Representative Shares and Deferred Compensation Shares

The Representative Shares and Deferred Compensation Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in the IPO pursuant to FINRA Rule 5110(e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the commencement of sales of the public offering, subject to exceptions pursuant to FINRA Rule 5110(e)(2).

Note 7 — Shareholders’ Deficit

Ordinary Shares — The Company is authorized to issue a total of 500,000,000 ordinary shares at par value of $0.0001 per share. On July 31, 2025, the Company issued 1,725,000 ordinary shares to its Sponsors for $25,000, or approximately $0.0145 per share. As of January 31, 2026, there were 2,875,000 ordinary shares outstanding, of which an aggregate of up to 375,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. In March 2026, the Company issued 2,875,000 Founder Shares to its Sponsors for $25,000, and immediately repurchased the 1,725,000 initial shares from the Sponsors for $25,000, being the proceeds from the above issuance, resulting in 2,875,000 Founder Shares outstanding after the repurchase of which an aggregate of up to 375,000 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter. As a result, the Sponsors hold a total of 2,875,000 Founder Shares, or approximately $0.0087 per share.

As of April 30, 2026 and January 31, 2026, there were 2,875,000 Founder Shares issued and outstanding; shares have been retroactively restated to reflect the issuance of 2,875,000 ordinary shares in March 2026 for $25,000, resulting in a total of 2,875,000 ordinary shares, among which, up to 375,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full, so that the Sponsors will beneficially own 20% of the Company’s issued and outstanding shares after the IPO (not including the shares underlying the private placement units and assuming the Sponsors do not purchase any Public Shares in the IPO and excluding the Private Units).

Rights — As of April 30, 2026 and January 31, 2026, there were no rights outstanding. Each holder of a right will receive one-fourth (1/4) of one ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon conversion of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination, as the consideration related thereto has been included in the Unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per ordinary share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary shares basis and each holder of a right will be required to affirmatively convert its rights in order to receive one share underlying each right (without paying additional consideration). The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company).

If the Company is unable to complete a Business Combination within the Completion Window and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

Note 8 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance. The Company has adopted the guidance in ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in the accompanying financial statements.

The Company’s chief operating decision maker has been identified as the Chief Financial Officer (“CODM”), who reviews the assets, operating results and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating and reportable segment. The CODM reviews the position of total assets available to assess if the Company has sufficient resources available to discharge its liabilities.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

For the Three Months Ended April 30, 2026
Formation and operating costs	$25,515

The key measure of segment profit or loss reviewed by our CODM is formation and operating costs. Formation and operating costs include accounting expenses, printing expenses, and regulatory filing fees, none of which are deemed to be significant segment expenses, and are reviewed in aggregate to ensure alignment with budget and contractual obligations. These expenses are monitored to manage and forecast cash available to complete a business combination within the required period.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when these financial statements were issued. Based on this review, the following subsequent events were identified:

On May 5, 2026, the Company’s registration statement for the IPO was declared effective by the SEC. On May 7, 2026, the Company consummated its IPO of 10,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the IPO, the Company completed the sale of 251,250 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $2,512,500. A total of $100,500,000 was deposited into the Trust Account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

On May 7, 2026, the Company repaid the full outstanding balance of $300,000 under the unsecured promissory note with Sponsor A (Vernal One Limited) out of the offering proceeds not held in the Trust Account.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Vernal Capital Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes related thereto. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Overview

Vernal Capital Acquisition Corp. (the “Company”) is a blank check company incorporated on July 28, 2025 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses or entities (the “Business Combination”).

As of April 30, 2026, the Company had not yet commenced operations. All activity since inception through April 30, 2026, relates to the Company’s formation, its initial public offering (the “IPO”), and the identification and evaluation of prospective target businesses for a Business Combination. The Company will not generate any operating revenues until the completion of a Business Combination. The Company generates non-operating income in the form of interest earned on the funds held in the Trust Account. The Company has selected January 31 as its fiscal year end.

Initial Public Offering and Private Placement

The Company’s registration statement for its initial public offering (the “IPO”) was declared effective on May 5, 2026. On May 7, 2026, the Company consummated the IPO of 10,000,000 units (the “Unit”) at a price of $10.00 per Unit, generating gross proceeds of $100,000,000.

Simultaneously with the closing of the IPO, the Company completed the sale of 251,250 private placement units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $2,512,500.

A total of $100,500,000, comprised of proceeds from the IPO and a portion of the private placement, was deposited into a U.S.-based Trust Account maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except for any redemption associated with the Company’s seeking shareholder approval for an extension of time to complete a Business Combination, payment of taxes or as otherwise described in its registration statement for its IPO, the proceeds held in the trust account will not be released until the earlier of the completion of the Business Combination and the redemption of 100% of the outstanding public shares if the Company has not completed a Business Combination in the required time period. The remaining proceeds are held outside the Trust Account and are available to fund working capital needs.

Liquidity and Capital Resources

As of April 30, 2026, the Company had cash of $16,299 and working capital deficit of $366,201. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from its Sponsors, Xesse Ventures Limited and Vernal One Limited of $25,000 for 2,875,000 ordinary shares (the “Founder Shares”), and the loan under an unsecured promissory note from Vernal One Limited of $300,000.

We intend to use substantially all of the net proceeds of the IPO and the private placement, including the funds held in the Trust Account, in connection with our initial business combination and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our initial Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

Going Concern Consideration

The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, the Company currently has until August 7, 2027 (unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association) to consummate the initial Business Combination. If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. Therefore, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate.

Results of Operations

For the three months ended April 30, 2026, we had a net loss of $25,515, all of which consisted of formation and operating costs.

The Company did not have any operations or financial activity prior to July 28, 2025 (its inception date), and thus no prior period comparative information is presented.

Contractual Obligations

Administrative Services Agreement

On August 13, 2025, the Company entered into an administrative services agreement with Vernal One Limited (the “Administrative Services Agreement”), commencing on the effective date of the registration statement of the IPO through the earlier of the consummation of the initial Business Combination or the Company’s liquidation, to pay Vernal One Limited $10,000 per month for office space and administrative and support services. On April 17, 2026, the Company and Vernal One Limited entered into an amendment to the Administrative Services Agreement, pursuant to which the monthly fee was adjusted to $6,666.67. For the three months ended April 30, 2026, the Company incurred no expenses under this agreement.

Underwriting Agreement

We granted the underwriters a 45-day option following the effective date of the registration statement for the IPO to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. As of the date of this Quarterly Report on Form 10-Q, the over-allotment option has not yet expired. To the extent the over-allotment option is not exercised in full or in part, up to 375,000 Founder Shares will be forfeited by the Sponsors.

The underwriter is entitled to (i) an underwriting discount of $0.05175 per unit, or $517,500 (which remains unchanged if the over-allotment option is exercised in full or in part) in the aggregate, which was paid in cash at the closing of the IPO, (ii) 1% of the gross proceeds of the IPO, or 100,000 shares, which were issued in the form of representative shares at the closing of the IPO (such representative shares shall be registered so as to circumvent reliance on the Rule 144 exemption and shall only therein be subject to FINRA’s 180-day lock-up period rule), and (iii) 1% of the gross proceeds of the IPO, or 100,000 shares, which will be issued to the representative of the underwriters upon completion of an initial Business Combination as deferred underwriting commission.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses. Significant estimates include the fair value measurements of the assets held in trust and the carrying value of ordinary shares subject to possible redemption. The Company’s management evaluates these estimates on an ongoing basis. Actual results could differ from those estimates. As of April 30, 2026, the Company has not identified any critical accounting policies and estimates.

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosure (“ASU 2023-09”), which enhances the transparency and usefulness of income tax disclosures. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company adopted this guidance on February 1, 2026 and there was no significant impact.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of April 30, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4 - Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended April 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Management’s Report on Internal Controls Over Financial Reporting

We are not currently required to certify and report on our internal controls as defined by Section 404 of the Sarbanes-Oxley Act. Only in the event that we are deemed to be a large accelerated filer and accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

As of April 30, 2026, we have not completed an assessment, nor have our auditors tested our systems, of internal controls. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial Business Combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls.

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Internal Controls

A control system, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management was required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II - Other Information

Item 1. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report on Form 10-Q. For additional risks relating to our operations, see the section titled “Risk Factors” contained in our final prospectus for the IPO filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On July 31, 2025, Vernal One Limited and Xesse Ventures Limited, our Sponsors, paid an aggregate of $25,000, or approximately $0.0145 per share, to cover certain of our offering costs in exchange for 1,725,000 Founder Shares. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. In March 2026, the Company issued 2,875,000 Founder Shares to the Sponsors for $25,000 and immediately repurchased the 1,725,000 initial shares from the Sponsors for $25,000, being the proceeds from the above issuance, resulting in 2,875,000 Founder Shares outstanding after the repurchase, of which up to 375,000 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. As of the date of this Quarterly Report on Form 10-Q, the over-allotment option has not yet expired. The Sponsors hold a total of 2,875,000 Founder Shares, or approximately $0.0087 per share.

On May 7, 2026, the Company consummated its IPO of 10,000,000 Units. Each Unit consists of one ordinary share and one right, each right entitling the holder thereof to receive one-fourth of one ordinary share upon the completion of a Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $100,000,000.

Simultaneously with the consummation of the IPO, the Company consummated a Private Placement of 251,250 Private Placement Units, at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,512,500. The Private Placement Units were purchased by the Sponsors in the IPO. The Private Placement Units are identical to the Units sold in the IPO, subject to certain exceptions. The purchasers of the Private Placement Units have agreed not to transfer, assign or sell any of the Private Placement Units (or underlying securities), subject to certain customary exceptions, until 30 days after the completion of the Company’s initial Business Combination. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

An aggregate of $100,500,000 has been deposited in the Trust Account established with Continental Stock Transfer & Trust Company acting as trustee in connection with the IPO.

For a description of the use of the proceeds generated in the IPO, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5 - Other Information

During the three months ended April 30, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Item 6 - Exhibits

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vernal Capital Acquisition Corp.

Dated: June 12, 2026	By:	/s/ Jun Du
Jun Du
Chief Executive Officer, Director, and Chairman of the Board of Directors (Principal Executive Officer)

Dated: June 12, 2026	By:	/s/ Binghan Yi
Binghan Yi
Chief Financial Officer and Director (Principal Financial Officer)