Form 10-Q
period 2026-07-31
Vernal Capital Acquisition Corp.
filed 2026-09-10
CIK 2081690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

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

As of September 10, 2026, the registrant had 12,851,250 ordinary shares, par value $0.0001 per share.

VERNAL CAPITAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JULY 31, 2026

i

Part I - Financial Information

Item 1 - Financial Statements

VERNAL CAPITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	July 31, 2026 (Unaudited)	January 31, 2026
Assets:
Current Assets
Cash	$669,644	$61,587
Prepaid expense	93,840	-
Total Current Assets	763,484	61,587

Deferred offering costs	-	274,108
Investments held in Trust Account	101,332,568	-
Total Assets	$102,096,052	$335,695

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$41,764	$83,620
Promissory note – related party	-	300,000
Total Current Liabilities	41,764	383,620

Commitments and Contingencies – see Note 6

Ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 10,000,000 shares subject to possible redemption	101,332,568	-

Shareholders’ Equity (Deficit)
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,851,250 (1)(2) shares and 2,875,000 (1) shares issued and outstanding as of July 31, 2026 and January 31, 2026, respectively (excluding 10,000,000 shares and 0 shares subject to possible redemption as of July 31, 2026 and January 31, 2026, respectively)	285	287
Additional paid-in capital	207,660	24,713
Retained earnings (Accumulated deficit)	513,775	(72,925)
Total Shareholders’ Equity (Deficit)	721,720	(47,925)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$102,096,052	$335,695

(1)	Ordinary shares have been retroactively restated to reflect the issuance of 2,875,000 Founder Shares to the sponsors for $25,000 in March 2026, including an aggregate of up to 375,000 shares that were subject to forfeiture unless the over-allotment option was exercised in full or in part by the underwriters (see Note 5).

(2)	As a result of the underwriters not exercising the over-allotment option, 375,000 Founder Shares were forfeited for no consideration after the expiration of the option in June 2026.

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERNAL CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended July 31,	For the Period From July 28, 2025 (Inception) Through July 31,	For the Six Months Ended July 31
	2026	2025	2026
General and administrative expenses	$225,083	$4,193	$250,598
Loss from operations	(225,083)	(4,193)	(250,598)

Other income:
Interest income – Trust	832,568	-	832,568
Interest income – Bank	4,730	-	4,730
Total other income	837,298	-	837,298

Net income (loss)	$612,215	$(4,193)	$586,700

Basic and diluted weighted average shares outstanding, ordinary shares subject to redemption	9,239,130	-	4,696,133
Basic and diluted net income per share, ordinary shares subject to redemption	$0.05	$-	$0.08

Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares(1)(2)	2,824,524	2,500,000	2,664,952
Basic and diluted net income (loss) per share, non-redeemable ordinary shares	$0.05	$(0.00)	$0.08

(1)	Ordinary shares have been retroactively restated to reflect the issuance of 2,875,000 Founder Shares to the sponsors for $25,000 in March 2026, including an aggregate of up to 375,000 shares that were subject to forfeiture unless the over-allotment option was exercised in full or in part by the underwriters (see Note 5).

(2)	As a result of the underwriters not exercising the over-allotment option, 375,000 Founder Shares were forfeited for no consideration after the expiration of the option in June 2026. All share and per-share amounts presented give retroactive effect to this forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERNAL CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2026

	Ordinary Shares		Additional	Accumulated (Deficit)	Total
	Shares(1)	Amount	Paid-in Capital	Retained Earnings	Shareholders’ Equity
Balance – January 31, 2026	2,875,000	$287	$24,713	$(72,925)	$(47,925)
Net loss	-	-	-	(25,515)	(25,515)
Balance–April 30, 2026	2,875,000	$287	$24,713	$(98,440)	$(73,440)
Ordinary shares forfeited(2)	(375,000)	(37)	37	-	-
Issuance of Private Placement Units	251,250	25	2,512,475	-	2,512,500
Issuance of Representative Shares	100,000	10	155,990	-	156,000
Issuance of Public Rights, net of issuance costs	-	-	3,751,046	-	3,751,046
Reversal of over-allotment option	-	-	135,280	-	135,280
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	-	-	(5,539,313)	-	(5,539,313)
Remeasurement of carrying value to redemption value (trust interest)	-	-	(832,568)	-	(832,568)
Net income	-	-	-	612,215	612,215
Balance – July 31, 2026 (Unaudited)	2,851,250	$285	$207,660	$513,775	$721,720

FOR THE PERIOD FROM JULY 28, 2025 (INCEPTION) THROUGH JULY 31, 2025

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares(1)	Amount	Capital	Deficit	Equity
Balance–July 28, 2025 (Inception)	2,875,000	$287	$24,713	$-	$25,000
Net loss	-	-	-	(4,193)	(4,193)
Balance–July 31, 2025	2,875,000	$287	$24,713	$(4,193)	$20,807

(1)	Ordinary shares have been retroactively restated to reflect the issuance of 2,875,000 Founder Shares to the sponsors for $25,000 in March 2026, including an aggregate of up to 375,000 shares that were subject to forfeiture unless the over-allotment option was exercised in full or in part by the underwriters (see Note 5).

(2)	As a result of the underwriters not exercising the over-allotment option, 375,000 Founder Shares were forfeited for no consideration after the expiration of the option in June 2026.

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERNAL CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended July 31,	For the Period From July 28, 2025 (Inception) Through July 31,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$586,700	$(4,193)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(832,568)	—
Changes in operating assets and liabilities:
Prepaid expenses	(93,840)	—
Accounts payable and accrued expenses	38,144	4,193
Net cash used in operating activities	(301,564)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(100,500,000)	—
Net cash used in investing activities	(100,500,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Public Units	100,000,000	—
Payment of underwriting commissions	(517,500)	—
Proceeds from sale of Private Placement Units	2,512,500	—
Payment of offering costs	(285,379)	—
Repayment of promissory note - related party	(300,000)	—
Net cash provided by financing activities	101,409,621	—

Net Change in Cash	608,057	—
Cash – Beginning of period	61,587	—
Cash – End of period	$669,644	$—

Non-Cash investing and financing activities:
Accretion of carrying value to redemption value of redeemable ordinary shares	$5,539,313	$—
Fair value of Representative Shares included in deferred offering costs	$156,000	$—
Remeasurement of carrying value to redemption value (Trust interest)	$832,568	$—
Deferred offering costs paid through the issuance of ordinary shares to the sponsors	$—	$25,000
Deferred offering costs paid through promissory note—related party	$—	$70,000
Deferred offering costs in accrued offering costs and expenses	$—	$59,984
Prepaid expenses paid through promissory note—related party	$—	$18,000

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

As of July 31, 2026, the Company had not commenced any operations. For the inception through July 31, 2026, the Company’s efforts have been limited to organizational activities as well as activities related to completing the initial public offering (“IPO”), and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Units (as defined below). The Company has selected January 31 as its fiscal year end.

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

Following the closing of the IPO on May 7, 2026, an amount of $100,500,000 ($10.05 per Public Unit) from the net proceeds of the sale of the Public Units and the Private Units was placed in the trust account (the “Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee. The funds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act that invest solely in direct U.S. government treasury. Except with respect to dividend and/or interest earned on the funds held in the Trust Account that may be released to the Company to pay the Company’s tax obligations, if any, the proceeds from the IPO and the sale of the Private Units that are deposited and held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (i) the completion of the Company’s initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s post-offering amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete its initial Business Combination within 15 months from the closing of the IPO (or up to 21 months with extensions as described in the Company’s registration statement), or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity; and (iii) the redemption of all of the public shares if the Company is unable to complete its initial Business Combination within 15 months from the closing of the IPO (or up to 21 months with extensions as described in the Company’s registration statement), subject to applicable law. In no other circumstances will a public shareholder have any right or interest of any kind to or in the Trust Account.

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

The Company will have 15 months from the closing of the IPO (subject to six one-month extensions after the closing of the offering by depositing into the Trust Account, for each one-month extension, $330,000 representing $0.0330 per share of the total units sold in the IPO) to complete its initial Business Combination (the “Completion Window”). If the Company is unable to complete its initial Business Combination within the Completion Window, unless the Company extends such period pursuant to its post-offering amended and restated memorandum and articles of association, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the rights, which will expire worthless if the Company fails to complete the initial Business Combination within the Completion Window.

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

Going Concern Consideration

As of July 31, 2026, the Company had $669,644 of cash and a working capital of $721,720. The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, the Company currently has until August 7, 2027 (unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association) to consummate the initial Business Combination. If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards “Codification Subtopic 205-40, Presentation of Financial Statements - Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Completion Window. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. Therefore, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The unaudited condensed financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

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

Note 2 — Significant accounting policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by the U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and six months ended July 31, 2026 are not necessarily indicative of the results that may be expected through January 31, 2027 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $669,644 and $61,587 in cash and none in cash equivalents as of July 31, 2026 and January 31, 2026, respectively.

Investments Held in Trust Account

As of July 31, 2026 and January 31, 2026, the Company had $101,332,568 and $0, respectively, in investments held in the Trust Account comprised of money market funds that invest in U.S. government securities.

Investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Earnings on investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the accompanying statement of operations. The estimated fair value of investments held in the Trust Account is determined using available market information.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of July 31, 2026 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	July 31, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$101,332,568	$101,332,568	-	-

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Transaction costs incurred in connection with the IPO amounted to $1,288,267, consisting of $517,500 of underwriting commissions and $770,767 of legal and other offering costs directly attributable to the IPO. Upon completion of the IPO, these costs were charged to shareholders’ equity.

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

The Company has elected to recognize the changes immediately. The initial accretion and subsequent remeasurements will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). Accordingly, as of July 31, 2026, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of July 31, 2026, the ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$100,000,000
Less:
Proceeds allocated to Public Rights, net of issuance costs	(3,751,046)
Public shares issuance costs	(1,239,313)
Offering costs allocated to permanent equity	(48,954)
Plus:
Accretion of carrying value to redemption value	5,539,313
Subsequent remeasurement carrying value to redemption (Trust account interest)	832,568
Ordinary shares subject to possible redemption, July 31, 2026	$101,332,568

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

As the rights to be issued upon the closing of the IPO and private placements meet the criteria for equity classification under ASC 815, therefore, the rights are classified as equity. As of July 31, 2026, there are 10,000,000 Public and 251,250 Private Rights issued and outstanding.

Net Income (Loss) Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as redeemable ordinary shares (the Public Shares) and non-redeemable ordinary shares (the Founder Shares, the Private Placement Shares and the Representative Shares). Net income (loss) per ordinary share is calculated using the two-class method and is computed by dividing net income (loss), allocated on a pro rata basis between the two classes based on the weighted average number of shares of each class outstanding during the period, by the weighted average number of ordinary shares outstanding for each class. The Company has elected to treat only the portion of the periodic adjustment to the carrying amount of the redeemable shares that reflects a redemption in excess of fair value like a dividend. As the redemption value of the redeemable shares approximates fair value, no such adjustment was required and income or loss allocable to each class of ordinary shares has not been adjusted for the accretion of carrying value to redemption value.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Placement, since the conversion of the rights is contingent upon the occurrence of future events. As of July 31, 2026, the Company did not have any other dilutive securities or contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the period presented.

The net income (loss) per share presented in the unaudited condensed statements of operations is based on the following:

	For the three months ended July 31,	For the period from July 28, 2025 (inception) through July 31,	For the six months ended July 31,
	2026	2025	2026
Net income (loss)	$612,215	$(4,193)	$586,700

	For the three months ended July 31, 2026		For the period from July 28, 2025 (inception) through July 31, 2025
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$468,874	$143,341	$—	$(4,193)

Denominator:
Basic and diluted weighted average shares outstanding	9,239,130	2,824,524	—	2,500,000
Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$—	$(0.00)

	For the six months ended July 31, 2026
	Redeemable shares	Non-redeemable shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$374,296	$212,404

Denominator:
Basic and diluted weighted average shares outstanding	4,696,133	2,664,952
Basic and diluted net income per ordinary share	$0.08	$0.08

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of July 31, 2026 and January 31, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Note 5 — Related Party Transactions

Founder Shares

On July 31, 2025, the Company issued an aggregate of 1,725,000 ordinary shares (the “Founder Shares”) to the Sponsors for total consideration of $25,000, or approximately $0.0145 per ordinary share. In March 2026, the Company issued 2,875,000 Founder Shares to the Sponsors for $25,000 and immediately repurchased the 1,725,000 initial shares from the Sponsors for $25,000, using the proceeds from the above issuance, resulting in 2,875,000 Founder Shares outstanding after the repurchase of which up to 375,000 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter. As a result of the issuance and repurchase described above, immediately following the repurchase, the Sponsors held a total of 2,875,000 Founder Shares, or approximately $0.0087 per share.

As of July 31, 2026, 2,500,000 Founder Shares were issued and outstanding, excluding the forfeiture of 375,000 Founder Shares for no consideration received before the expiration of the underwriters’ over-allotment option in June 2026.

As of January 31, 2026, 2,875,000 Founder Shares were issued and outstanding, of which up to 375,000 shares were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. Ordinary shares have been retroactively restated to reflect the March 2026 issuance of 2,875,000 Founder Shares to the Sponsors for $25,000.

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

With certain limited exceptions, the Founder Shares are not transferable, assignable or salable (except to certain permitted transferees) until the earlier of 180 days after the date of the consummation of the Company’s initial Business Combination or the date on which the closing price of the Company’s ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination.

Promissory Note — Related Party

On July 31, 2025, Sponsor A agreed to loan the Company up to an aggregate amount of $300,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due on the date on which the Company consummates an initial public offering of its securities. The total outstanding balance of $300,000 under the promissory notes were repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account on May 7, 2026. As of July 31, 2026 and January 31, 2026, $0 and $300,000 were outstanding under the Promissory Note.

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

As of July 31, 2026 and January 31, 2026, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

On August 13, 2025, the Company entered into an Administrative Services Agreement with Sponsor A, commencing on the effective date of the registration statement of the initial public offering through the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation, to pay Sponsor A $10,000 per month for office space and administrative and support services. On April 17, 2026, the Company and Sponsor A entered into an amendment to the Administrative Services Agreement, pursuant to which the monthly fee was adjusted to $6,666.67. For each of the three and six months ended July 31, 2026, the Company incurred $18,939 under the Administrative Services Agreement. As of July 31, 2026, $18,939 remained unpaid and was included in accounts payable and accrued expenses.

Note 6 — Commitments and Contingencies

Registration Rights

On May 5, 2026, the Company entered into a Registration Rights Agreement with the holders of the Founder Shares, Private Units and certain other security holders, pursuant to which such holders are entitled to certain demand and “piggy-back” registration rights. The holders of these securities are entitled to make up to two demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. Notwithstanding the foregoing, the underwriters may not exercise their demand and “piggyback” registration rights after five (5) and seven (7) years after the effective date of the registration statement of which this prospectus forms a part and may not exercise their demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the IPO to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The over-allotment option expired 45 days after the closing of the IPO without exercise by the underwriters. 375,000 Founder Shares were forfeited for no consideration received before expiration date in June 2026.

The underwriter was entitled to (i) an underwriting discount of $0.05175 per unit, or $517,500 in the aggregate, which was paid in cash at the closing of the IPO, (ii) 1%, or 100,000 shares was paid in the form of representative shares (the “Representative Shares”) at the closing of the IPO (such representative shares shall be registered so as to circumvent reliance on the Rule 144 exemption and shall only therein be subject to FINRA’s 180-day lock-up period rule), and (iii) 1%, or 100,000 shares will be issued to the representative of the underwriters upon completion of an initial business combination (the “Deferred Compensation Shares”).

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

Note 7 — Shareholders’ Equity

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

As a result of the underwriters not exercising the over-allotment option, 375,000 Founder Shares were forfeited. Following such forfeiture, there were 2,500,000 Founder Shares issued and outstanding as of July 31, 2026.

Rights — As of July 31, 2026, there were 10,000,000 Public Rights and 251,250 Private Rights outstanding, respectively. There were no rights outstanding as of January 31, 2026. Each holder of a right will receive one-fourth (1/4) of one ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon conversion of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination, as the consideration related thereto has been included in the Unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per ordinary share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary shares basis and each holder of a right will be required to affirmatively convert its rights in order to receive one-fourth (1/4) of one share underlying each right (without paying additional consideration). The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company).

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	July 31, 2026	January 31, 2026
Investments held in Trust Account	$101,332,568	$-

The CODM reviews the position of total assets available to assess if the Company has sufficient resources available to discharge its liabilities.

	For the three months ended July 31, 2026	For the period from July 28, 2025 (inception) through July 31, 2025	For the six months ended July 31, 2026
General and administrative expenses	$225,083	$4,193	$250,598
Interest earned on investments held in Trust Account	$832,568	$-	$832,568

The key measure of segment profit or loss reviewed by our CODM is general and administrative expenses. General and administrative expenses include accounting expenses, printing expenses, and regulatory filing fees, none of which are deemed to be significant segment expenses, and are reviewed in aggregate to ensure alignment with budget and contractual obligations. These expenses are monitored to manage and forecast cash available to complete a business combination within the required period.

The CODM reviews interest earned on investments in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investments with the Trust Account funds while maintaining compliance with the trust agreement.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the unaudited condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s ability to complete an initial business combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “should,” “could,” “would,” “plan,” “continue,” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including the Company’s ability to complete an initial business combination. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Vernal Capital Acquisition Corp. (the “Company”) is a blank check company incorporated on July 28, 2025 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses or entities (the “Business Combination”). Our efforts to identify a prospective initial Business Combination target will not be limited to a particular industry or geographic region.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

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

Results of Operations

As of July 31, 2026, the Company had not yet commenced operations. All activity since inception through July 31, 2026, relates to the Company’s formation, its IPO, and subsequent to the IPO, the identification and evaluation of prospective target businesses for a Business Combination. The Company will not generate any operating revenues until the completion of an initial Business Combination. The Company generates non-operating income in the form of interest earned on the funds held in the Trust Account.

For the three months ended July 31, 2026, we had net income of $612,215, which consists of interest income from investments held in Trust Account of $ 832,568 and interest income from bank of $4,730, partially offset by operation loss of $225,083 derived from operating costs. For the period from July 28, 2025 (inception) through July 31, 2025, we had net loss of $4,193, all of which consisted of formation and operating expenses.

For the six months ended July 31, 2026, we had net income of $586,700, which consists of interest income from investments held in Trust Account of $ 832,568 and interest income from bank of $4,730, partially offset by operation loss of $250,598 derived from operating costs.

Liquidity and Capital Resources

As of July 31, 2026, the Company had cash of $669,644 and working capital of $721,720. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from its Sponsors, Xesse Ventures Limited and Vernal One Limited of $25,000 for 2,875,000 ordinary shares (the “Founder Shares”), and the loan under an unsecured promissory note from Vernal One Limited of $300,000.

In addition, as of July 31, 2026, we had $101,332,568 of cash and investments held in the Trust Account. Net cash used in operating activities for the six months ended July 31, 2026 was $301,564. Net cash used in investing activities was $100,500,000, which were related to the purchase of investments held in the Trust Account. Net cash provided by financing activities was $101,409,621, which consisted primarily of proceeds from the IPO and private placements, partially offset by offering costs.

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

Going Concern Consideration

The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, the Company currently has until August 7, 2027 (unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association) to consummate the initial Business Combination. If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards “Codification Subtopic 205-40, Presentation of Financial Statements - Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Completion Window. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. Therefore, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

Administrative Services Agreement

On August 13, 2025, the Company entered into an administrative services agreement with Vernal One Limited (the “Administrative Services Agreement”), commencing on the effective date of the registration statement of the IPO through the earlier of the consummation of the initial Business Combination or the Company’s liquidation, to pay Vernal One Limited $10,000 per month for office space and administrative and support services. On April 17, 2026, the Company and Vernal One Limited entered into an amendment to the Administrative Services Agreement, pursuant to which the monthly fee was adjusted to $6,666.67. The Company incurred $18,939 during each of the three- and six-month periods ended July 31, 2026. As of July 31, 2026 and January 31, 2026, unpaid balances of $18,939 and $0, respectively, were accrued on the unaudited condensed balance sheets.

Underwriting Agreement

We granted the underwriters a 45-day option following the effective date of the registration statement for the IPO to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. As of the date of this Quarterly Report on Form 10-Q, the over-allotment option had expired and the underwriters did not exercise the option, and as a result, 375,000 Founder Shares were forfeited by the Sponsors for no consideration in September 2026.

The underwriter was entitled to (i) an underwriting discount of $0.05175 per unit, or $517,500 in the aggregate, which was paid in cash at the closing of the IPO, (ii) 1% of the gross proceeds of the IPO, or 100,000 shares, which were issued in the form of representative shares at the closing of the IPO (such representative shares shall be registered so as to circumvent reliance on the Rule 144 exemption and shall only therein be subject to FINRA’s 180-day lock-up period rule), and (iii) 1% of the gross proceeds of the IPO, or 100,000 shares, which will be issued to the representative of the underwriters upon completion of an initial Business Combination as deferred underwriting commission.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses. Significant estimates include the fair value measurements of the assets held in trust and the carrying value of ordinary shares subject to possible redemption. The Company’s management evaluates these estimates on an ongoing basis. Actual results could differ from those estimates. As of July 31, 2026, the Company has not identified any critical accounting policies and estimates.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of July 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. Our material contractual commitments are described in Note 6 to the unaudited condensed financial statements, including deferred compensation arrangements with the underwriter.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended July 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were ineffective.

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

As of July 31, 2026, we have not completed an assessment, nor have our auditors tested our systems, of internal controls. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial Business Combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On July 31, 2025, Vernal One Limited and Xesse Ventures Limited, our Sponsors, paid an aggregate of $25,000, or approximately $0.0145 per share, to cover certain of our offering costs in exchange for 1,725,000 Founder Shares. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. In March 2026, the Company issued 2,875,000 Founder Shares to the Sponsors for $25,000 and immediately repurchased the 1,725,000 initial shares from the Sponsors for $25,000, being the proceeds from the above issuance, resulting in 2,875,000 Founder Shares outstanding after the repurchase, of which up to 375,000 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. As of the date of this Quarterly Report on Form 10-Q, the over-allotment option had expired and the underwriters did not exercise their over-allotment option. As a result, 375,000 Founder Shares were forfeited for no consideration in September 2026. The Sponsors hold a total of 2,500,000 Founder Shares, or approximately $0.01 per share.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5 - Other Information

During the three months ended July 31, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

Vernal Capital Acquisition Corp.

Dated: September 10, 2026	By:	/s/ Jun Du
Jun Du
Chief Executive Officer, Director, and Chairman of the Board of Directors (Principal Executive Officer)

Dated: September 10, 2026	By:	/s/ Binghan Yi
Binghan Yi
Chief Financial Officer and Director (Principal Financial Officer)